Form 10-K
period 2002-12-31
SALOMON BROS MORT SEC VII SAL HOME EQU LN TR SER 2002 WMC1
filed 2003-04-03
CIK 1166015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                [X] Annual Report
                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2002
                                       or
                              [ ] Transition Report
                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      Commission file number:  333-83816

                 Salomon Brothers Mortgage Securities VII, Inc.
             (Exact name of registrant as specified in its charter)

                       State of Incorporation:  Delaware
               I.R.S. Employer Identification Number:  13-343968

                              390 Greenwich Street
                               New York, NY 10013
                    (Address of principal executive offices)

                          Registrant's telephone number,
                       including area code:  (212) 783-5635


       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

     Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Not applicable.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

     Not applicable.

Item 1.  Business:

     Not applicable.

Item 2.  Properties:

     See Item 15(a), Exhibits 1, 2, and 3 for information provided in lieu of information required by Item 102 of Regulation S-K.

Item 3.  Legal Proceedings:

     The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Master Servicer or the registrant with respect to the Trust.

Item 4.  Submission of Matters to a Vote of Security-Holders

     There were no matters submitted to a Vote of the Security Holders.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a)  There is no established public trading market for the certificates.

(b) There were approximately 11 holders of record as of the end of the reporting year.

(c)  Not applicable.

Item 6.  Selected Financial Data.

     Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not applicable.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

Item 8.  Financial Statements and Supplementary Data.

     Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 10. Directors and Executive Officers of the Registrant

     Not applicable.

Item 11. Executive Compensation.

     Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) The Certificates are represented by one or more global securities registered in the name of Cede & Co., the nominee of The Depository Trust Company. An investor holding Certificates is not entitled to receive a certificate representing such Certificate, except in limited circumstances. Accordingly, Cede & Co. is the sole registered holder of Certificates, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Certificates for their own accounts or for the accounts of their customers.

     The address of Cede & Co. is:
     Cede & Co.
     c/o The Depository Trust Company
     55 Water Street
     New York, NY  10041

(b)  Not applicable.

(c)  Not applicable.

Item 13. Certain Relationships and Related Transactions.

     Not applicable.

Item 14. Controls and Procedures

     Not applicable.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Exhibits

     1    Officer's Annual Statement as to Compliance
          Salomon Brothers Mortgage Securities VII, Inc.

     2    Independent Auditor's Report ("USAP")
          Salomon Brothers Mortgage Securities VII, Inc.

     3 Aggregate Statement of Principal and Interest Distributions to Certificate Holders

(b) On November 06, 2002 and November 29, 2002 reports on Form 8-K were filed in order to provide the statements for the monthly distributions to holders of the Certificates.
     No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)  Not applicable.

(d)  Omitted.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 31, 2003
       --------------

     Filed on behalf of Salomon Brothers Mortgage Securities VII, Inc., for Salomon Home Equity Loan Trust, Series 2002-WMC1
     Asset-Backed Pass-Through Certificates.


     By:       /s/ Susan Mills
               ------------------------------
     Name:     Susan Mills
     Title:    Director
     Company:  Salomon Brothers Mortgage Securities VII, Inc.


FORM CERTIFICATION TO BE PROVIDED BY THE DEPOSITOR WITH FORM 10-K

Re:  Salomon Home Equity Loan Trust, Series 2002-WMC1
Asset Backed Pass-Through Certificates, Series 2002-WMC1

I, [identify the certifying individual], certify that:

l. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of Salomon Brothers Mortgage Securities VII, Inc. (the "Registrant");

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution information, and the servicing information required to be provided to the Trust Administrator by the Servicer under the Pooling and Servicing Agreement, is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Capitalized terms used but not defined herein have the meanings ascribed to them in the Pooling and Servicing Agreement, dated January 1, 2002 (the "Pooling and Servicing Agreement"), among the Registrant as Depositor, Litton Loan Servicing L.P. as Servicer, U.S. Bank National Association as Trustee and Citibank, N.A. as Trust Administrator.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Litton Loan Servicing L.P.

SALOMON BROTHERS MORTGAGE SECURITIES VII, INC.

By:     /s/ Susan Mills
        ---------------
Name:   Susan Mills
Title:  Director
Date:   March 31, 2003